Form 10-Q
period 1996-06-30
AMERICAN CABLE TV INVESTORS 2
filed 1996-08-13
CIK 704847

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarter ended June 30, 1996

                                      OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from _____ to _____


Commission File No. 2-78751


                         AMERICAN CABLE TV INVESTORS 2
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


         State of California                      84-0904982
- - -------------------------------                ------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                Identification No.)


         5619 DTC Parkway
        Englewood, Colorado                          80111
- - ----------------------------------------       ------------------
(Address of principal executive offices)          (Zip Code)

      Registrant's telephone number, including area code:  (303) 267-5500


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X       No
                                           -----        ----

PART I - FINANCIAL INFORMATION


                         AMERICAN CABLE TV INVESTORS 2
                            (A Limited Partnership)

                                Balance Sheets
                                  (unaudited)

                                          June 30,   December 31,
                                            1996         1995
                                          ---------  -------------
Assets                                      amounts in thousands
- - ------

Cash and cash equivalents                   $3,096        3,045
                                            ======        =====



Liabilities and Partners' Equity
- - --------------------------------

Accounts payable and accrued expenses       $  121           91

Amounts due to related parties (note 4)        825          444
                                            ------        -----

        Total liabilities                      946          535
                                            ------        -----

Minority interest in American Cable TV of
   Redlands Joint Venture ("Redlands")
   (note 1)                                     --          204

Partners' equity (deficit):
   General partners                          2,030        2,069
   Initial limited partner                    (269)        (266)
   Limited partners                            389          503
                                            ------        -----

        Total partners' equity               2,150        2,306
                                            ------        -----

Commitments and contingencies
   (notes 4 and 5)

                                            $3,096        3,045
                                            ======        =====


See accompanying notes to financial statements.

                         AMERICAN CABLE TV INVESTORS 2
                            (A Limited Partnership)

                           Statements of Operations
                                  (unaudited)



                                           Three months        Six months
                                               ended             ended
                                             June 30,           June 30,
                                         -----------------  ----------------
                                           1996     1995     1996     1995
                                         --------  -------  -------  -------
                                               amounts in thousands,
                                                except unit amounts

Selling, general and administrative
   expenses (note 5)                     $  (153)     (20)    (271)     (33)

Interest income                               72       51      115      108

Minority interest's share of earnings
   of Redlands                                --       (4)      --      (11)
                                         -------   ------   ------   ------

         Net earnings (loss)             $   (81)      27     (156)      64
                                         =======   ======   ======   ======

Net earnings (loss) per limited
   partnership unit (note 2)             $ (1.92)    0.64    (3.70)    1.52
                                         =======   ======   ======   ======

Limited partnership units outstanding     30,772   30,772   30,772   30,772
                                         =======   ======   ======   ======


See accompanying notes to financial statements.

                         AMERICAN CABLE TV INVESTORS 2
                            (A Limited Partnership)

                         Statement of Partners' Equity

                        Six months ended June 30, 1996
                                  (unaudited)



                                         Initial
                               General   limited    Limited
                              partners   partner   partners   Total
                              ---------  --------  ---------  ------
                                      amounts in thousands

Balance at January 1, 1996      $2,069      (266)       503   2,306

   Net loss                        (39)       (3)      (114)   (156)
                                ------      ----       ----   -----

Balance at June 30, 1996        $2,030      (269)       389   2,150
                                ======      ====       ====   =====




See accompanying notes to financial statements.

                         AMERICAN CABLE TV INVESTORS 2
                            (A Limited Partnership)

                           Statements of Cash Flows
                                  (unaudited)


                                            Six  months ended
                                                 June 30,
                                          ----------------------
                                             1996        1995
                                          -----------  ---------
                                          amounts in thousands
                                              (see note 3)

Cash flows from operating activities:
 Net earnings (loss)                          $ (156)        64
 Adjustments to reconcile net earnings
  (loss) to net cash provided by (used in)
  operating activities:
   Minority interest's share of earnings of
    Redlands                                      --         11
   Change in accounts payable, accrued
    expenses and amounts due to related
    parties                                      417       (350)
                                               ------      -----

       Net cash provided by (used in)
        operating activities                     261       (275)
                                              ------      -----

Cash flows from investing activities -
   Distribution to minority owner of            (210)        --
   Redlands                                   ------      -----

Cash flows from financing activities              --         --
                                              ------      -----

       Net increase (decrease) in cash and
        cash equivalents                          51       (275)

       Cash and cash equivalents:
        Beginning of period                    3,045      3,544
                                              ------      -----

        End of period                         $3,096      3,269
                                              ======      =====


See accompanying notes to financial statements.

                         AMERICAN CABLE TV INVESTORS 2
                            (A Limited Partnership)

                         Notes to Financial Statements

                                 June 30, 1996
                                  (unaudited)


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

     TCI Cablevision Associates, Inc. ("Cablevision"), an indirect subsidiary of Tele-Communications, Inc. ("TCI"), is the managing agent of ACT 2.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The accompanying financial statements of the Partnership are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Partnership as of June 30, 1996 and the results of its operations for the six months ended June 30, 1996 and 1995. The results of operations for any interim period are not necessarily indicative of the results for the entire year.

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

                                                                     (continued)

                         AMERICAN CABLE TV INVESTORS 2
                            (A Limited Partnership)

                         Notes to Financial Statements


     Net earnings (loss) per limited partnership unit is calculated by dividing the net earnings (loss) attributable to the limited partners by the number of limited partnership units outstanding during the period. The limited partners achieved Payback in 1994. Accordingly, the Partnership's earnings (losses) for the six months ended June 30, 1996 and 1995 have been allocated using the post-Payback percentages set forth above.

(3)  Supplemental Disclosure of Cash Flow Information
     ------------------------------------------------
     ACT 2 considers investments with initial maturities of six months or less to be cash equivalents. At June 30, 1996, $3,000,000 of commercial paper was included in cash and cash equivalents. ACT 2 is exposed to credit loss in the event of non-performance by the other parties to such financial instruments. However, ACT 2 does not anticipate non-performance by the other parties.

(4)  Transactions with Related Parties
     ---------------------------------
     ACT 2 reimburses Cablevision for direct out-of-pocket and indirect expenses allocable to ACT 2 and for certain personnel employed on a full- or part-time basis to perform accounting or other services. Such reimbursements amounted to $18,000 for both the six month periods ended June 30, 1996 and 1995.

     Amounts due to related parties represent non-interest-bearing payables to TCI and its affiliates consisting of (i) the net effect of cash advances and certain expense allocations and (ii) legal and other fees and expenses associated with the litigation described in note 5.

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

                                                                     (continued)

                         AMERICAN CABLE TV INVESTORS 2
                            (A Limited Partnership)

                         Notes to Financial Statements


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

     Through June 30, 1996, ACT 2 and ACT 3 have received requests from the General Partners and certain of their affiliates for the advancement of legal and other fees and expenses associated with the above-described lawsuit totaling $1,524,000. Consistent with the terms of the Partnership Agreement, this amount has been advanced by ACT 2 and ACT 3. ACT 2's 50% share of such fees and expenses for the six months ended June 30, 1996, which totals approximately $236,000, has been included in selling, general, and administrative expenses in the accompanying financial statements. Fees and expenses incurred by the defendants will continue to be paid in equal shares by ACT 2 and ACT 3 as they are incurred and approved.

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

                         AMERICAN CABLE TV INVESTORS 2
                            (A Limited Partnership)


Management's Discussion and Analysis of
- - ---------------------------------------
 Financial Condition and Results of Operations
 ---------------------------------------------

     Material Changes in Results of Operations
     -----------------------------------------

     ACT 2 is no longer engaged in the cable television business and is currently seeking to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution. Accordingly, the Partnership's results of operations for the six month periods ended June 30, 1996 and 1995 include (i) the advancement of legal and other fees and expenses associated with the litigation described in note 5 to the accompanying financial statements, (ii) costs associated with the administration of the Partnership and (iii) interest income earned on the Partnership's invested cash and cash equivalents. Changes in interest income for the six month period ended June 30, 1996, as compared to the corresponding prior year amount, are due primarily to changes in the amount of available cash held for investment.

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

                         AMERICAN CABLE TV INVESTORS 2
                            (A Limited Partnership)


PART II - OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K
- - -------      --------------------------------

  (a)        Exhibits:

             (27)  Financial Data Schedule

  (b)        Reports on Form 8-K filed during the quarter ended June 30, 1996
             - none

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

                                       AMERICAN CABLE TV INVESTORS 2
                                         (A Limited Partnership)

                                 By:   IR-TCI PARTNERS II,
                                       Its Managing General Partner

                                 By:   TCI VENTURES, INC.,
                                       A General Partner



Date:    August 13, 1996         By:   /s/ Gary K. Bracken
                                       ------------------------------
                                       Gary K. Bracken
                                       Vice President and Controller
                                       (Principal Accounting Officer)