Form 10-K
period 1996-12-31
AMERICAN CABLE TV INVESTORS 2
filed 1997-03-28
CIK 704847

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from _____ to _____


Commission File Number 2-78751


                         AMERICAN CABLE TV INVESTORS 2
                         -----------------------------
             (Exact name of Registrant as specified in its charter)


     State of California                                     84-0904982
-------------------------------                           ---------------------
(State or other jurisdiction                                 (I.R.S. Employer
 of incorporation or organization)                        Identification Number)


          5619 DTC Parkway
         Englewood, Colorado                                       80111
----------------------------------------                  ----------------------
(Address of principal executive offices)                         (Zip Code)

      Registrant's telephone number, including area code:  (303) 267-5500

      Securities registered pursuant to Section 12(b) of the Act:  None

      Securities registered pursuant to Section 12(g) of the Act:
           30,772 Limited Partnership Units Sold to Investors at $500 per Unit


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant. -- N/A

                         AMERICAN CABLE TV INVESTORS 2
                        1996 ANNUAL REPORT ON FORM 10-K

                               Table of Contents


                                                                    Page
                                                                    ----

                                    PART I



Item 1.    Business................................................   I-1

Item 2.    Properties..............................................   I-2

Item 3.    Legal Proceedings.......................................   I-2

Item 4.    Submission of Matters to a Vote of Security Holders.....   I-2

                                    PART II

Item 5.    Market for Registrant's Common Equity and
            Related Stockholder Matters............................  II-1

Item 6.    Selected Financial Data.................................  II-2

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.....................  II-3

Item 8.    Financial Statements and Supplementary Data.............  II-3

Item 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure..................  II-3

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant..... III-1

Item 11.    Executive Compensation................................. III-4

Item 12.    Security Ownership of Certain Beneficial Owners
             and Management........................................ III-4

Item 13.    Certain Relationships and Related Transactions......... III-4

                                    PART IV

Item 14.    Exhibits, Financial Statements and Financial Statement
             Schedules, and Reports on Form 8-K....................  IV-1

                                    PART I.

Item 1.   Business.
------    --------

     (a)  General Development of Business
          -------------------------------

     American Cable TV Investors 2 ("ACT 2" or the "Partnership") is a California limited partnership that was formed in August of 1982 for the purpose of acquiring, developing and operating cable television systems. Through December 31, 1995, ACT 2 had a 65% ownership interest in American Cable TV of Redlands Joint Venture ("Redlands") which also was formed for the purpose of acquiring, developing and operating cable television systems. American Cable TV Investors 3 ("ACT 3"), an affiliate, owned the 35% minority interest in Redlands. In connection with a dissolution, indemnification and contribution agreement (the "Dissolution Agreement"), Redlands was dissolved as of January 1, 1996. In accordance with the terms of the Dissolution Agreement, Redlands' net assets were distributed to ACT 2 and ACT 3 based on their respective ownership interests. See note 1 to the accompanying financial statements.

     ACT 2's initial limited partner (the "Initial Limited Partner") is Integrated Cable Corp. ("Cable Corp."), an indirect subsidiary of Presidio Capital Corp. ("Presidio"). ACT 2's two general partners (the "General Partners") are John V. Saeman and IR-TCI Partners II, a California limited partnership and the managing general partner of ACT 2 (the "Managing General Partner"). The two general partners of the Managing General Partner are Cable Corp. and TCI Ventures, Inc., a subsidiary of TCI Cablevision Associates, Inc. ("Cablevision"). Integrated Resources, Inc. ("Integrated") transferred its ownership interest in Cable Corp. to a subsidiary of Presidio in connection with the November 1994 conclusion of Integrated's bankruptcy proceedings. The limited partner of the Managing General Partner is Cablevision Equities III, a limited partnership whose partners are certain former officers and key employees of the predecessor of Cablevision. Cablevision is an indirect wholly-owned subsidiary of Tele-Communications, Inc. ("TCI") and is the managing agent of the Partnership. See note 3 to the accompanying financial statements. In its public offering that was conducted from October 1983 through March 1984, ACT 2 sold 30,772 limited partnership units at a price of $500 per unit ("Unit").

     In December of 1993, the Partnership sold all of its cable television assets in two separate sales transactions (collectively, the "Sales Transactions"). As a result of the Sales Transactions, the Partnership is no longer engaged in the cable television business and is currently seeking to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution. The Partnership is currently unable to predict the timing or amount of any such liquidating distributions due primarily to the existence of the litigation described in note 4 to the accompanying financial statements.

     Prior to the consummation of the Sales Transactions, the Partnership's cable television assets were comprised of a wholly-owned cable television system located in southwest South Carolina and northeast Georgia (the "North Augusta System") and the above-described 65% ownership interest in Redlands. Redlands owned a cable television system located in and around Redlands, California (the "Redlands System").

     (b)  Financial Information about Industry Segments
          ---------------------------------------------

          Not applicable.

     (c)  Narrative Description of Business
          ---------------------------------

          Not applicable.

     (d)  Financial Information about Foreign and Domestic Operations and Export
          ----------------------------------------------------------------------
          Sales
          -----

          Not applicable.

Item 2.   Properties.
------    ----------

          Not applicable.

Item 3.   Legal Proceedings.
------    -----------------

          On September 30, 1994, a limited partner of the Partnership filed suit in United States District Court for the District of Colorado against the Managing General Partner. See note 4 to the accompanying financial statements.

Item 4.   Submission of Matters to a Vote of Security Holders.
------    ---------------------------------------------------

          None.

                                   PART II.


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.
------    ---------------------------------------------------------------------

     In its public offering that was conducted from October 1983 to March 1984, ACT 2 sold 30,772 Units to the public at a price of $500 per Unit. At December 31, 1996, there were approximately 2,400 Unit holders.

     The Partnership made no cash distributions during the year ended December 31, 1996. In January of 1994, the Partnership's limited partners ("the Limited Partners") received cash distributions of $875 per Unit in connection with the Sales Transactions.

     The Partnership anticipates that final cash distributions to its partners will occur as soon as possible following the final determination and satisfaction of its liabilities. However, the Partnership is currently unable to predict the timing or amount of any such liquidating distributions due primarily to the existence of the litigation described in note 4 to the accompanying financial statements. For additional information see "Management's Discussion
                                                      -----------------------
and Analysis of Financial Condition and Results of Operations -General."
-----------------------------------------------------------------------

     Although the Units are freely transferable, no public trading market for the Units exists. To the extent that an informal or secondary market exists, Limited Partners may only be able to sell Units at a substantial discount from the Units' proportionate share of the underlying net assets of the Partnership.

Item 6.   Selected Financial Data.
------    -----------------------

     Selected financial data related to the Partnership's financial condition and results of operations for the five years ended December 31, 1996 are summarized as follows (such information should be read in conjunction with the Partnership's financial statements included elsewhere herein):

    SUMMARY BALANCE SHEET DATA:
    --------------------------

                                                               December 31,
                                          -----------------------------------------------------
                                          1996 (1)    1995 (1)    1994 (1)    1993 (1)     1992
                                          --------    --------    --------    --------     ----
                                                            amounts in thousands
     Cash and cash equivalents        $      2,238    3,045       3,544       47,669        326
     Property and equipment, net      $         --       --          --           --     32,800
     Franchise costs, net             $         --       --          --           --      5,178
     Total assets                     $      2,238    3,045       3,544       48,774     39,859
     Debt                             $         --       --          --        1,311     46,043
     Minority interest in Redlands    $         --      204         178        5,421     (5,328)
     Partners' equity (deficit)       $      1,995    2,306       2,740       34,084     (5,533)
     Outstanding Units                          31       31          31           31         31

     SUMMARY STATEMENT OF OPERATIONS DATA:
     ------------------------------------


                                                        Years ended December 31,
                                          -----------------------------------------------------
                                          1996 (2)    1995 (2)    1994 (2)    1993 (2)     1992
                                          --------    --------    --------    --------     ----
                                               amounts in thousands, except per Unit data
     Revenue                             $       --        --           --     20,431    22,685
     Operating income (loss)             $     (493)     (601)        (241)    (1,566)      773
     Gain on sale of cable television
      systems                            $       --        --           --     53,998        --
     Minority interest's share
      of losses (earnings) of Redlands   $       --       (26)         (57)   (10,749)    1,012
     Interest expense                    $       --        --           --     (2,170)   (2,550)
     Net earnings (loss)                 $     (311)     (434)         109     39,617      (756)
     Net earnings (loss) per Unit        $    (7.38)   (10.30)        2.59   1,058.53    (24.32)
     Distributions per Unit (3)          $       --        --       875.00         --        --

     _________________________

     (1) The December 31, 1996, 1995, 1994 and 1993 summary balance sheet data reflect the effects of the Sales Transactions.

     (2) As a result of the December 1993 consummation of the Sales Transactions, the Partnership's statement of operations data includes
          (i) no cable television operating results for the years ended December 31, 1996, 1995 and 1994 and (ii) eleven months of operating results for the Redlands System and eleven and one-half months of operating results for the North Augusta System for the year ended December 31, 1993.

     (3) In January 1994, the Partnership made a distribution of $875 per Unit to its Limited Partners. The Partnership anticipates that final cash distributions to its partners will occur as soon as possible following the final determination and satisfaction of its liabilities. See "Managements Discussion and Analysis of Financial Condition and
          ----------------------------------------------------------------
          Results of Operations - General".
          -------------------------------

Item 7.   Management's Discussion and Analysis of Financial Condition and
------    ---------------------------------------------------------------
          Results of Operations
          ---------------------

     General
     -------

     In December of 1993, the Partnership sold all of its cable television assets in two separate sales transactions. As a result of the Sales Transactions, which were approved by the Limited Partners (and ACT 3's limited partners in the case of the Redlands Sale), the Partnership is no longer engaged in the cable television business and is currently seeking to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution. However, ACT 2 is currently unable to predict the timing or amount of such final cash distributions due primarily to the existence of the litigation described in note 4 to the accompanying financial statements.

     Inflation has not had a significant impact on the Partnership's financial condition or results of operations during the three-year period ended December 31, 1996.

     Results of Operations
     ---------------------

     As a result of the Sales Transactions, the Partnership is no longer engaged in the cable television business and is currently seeking to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution. Accordingly, the Partnership's results of operations for the years ended December 31, 1996, 1995 and 1994 include (i) $395,000 and $526,000 in 1996 and 1995, respectively, for the advancement of legal fees and costs associated with the litigation described in note 4 to the accompanying financial statements, (ii) costs associated with the administration of the Partnership and (iii) interest income earned on the Partnership's invested cash and cash equivalents. The Partnership also incurred property tax assessments in 1994 which were related to prior periods. Other income in 1994 relates to (i) differences between the final post-closing settlement amounts and amounts previously accrued and (ii) changes in the estimates of certain reserves.

     Liquidity and Capital Resources
     -------------------------------

     The Partnership anticipates that it will make liquidating distributions in connection with its dissolution as soon as possible following the final determination and satisfaction of the Partnership's liabilities. However, the Partnership is currently unable to predict the timing or amount of any such liquidating distributions due primarily to the existence of the litigation described in note 4 to the accompanying financial statements.

Item 8.   Financial Statements and Supplementary Data.
------    -------------------------------------------

     The financial statements of the Partnership are filed under this item beginning on page II-4. All financial statement schedules are omitted as they are not required or are not applicable.


Item 9.   Changes in and Disagreements with Accountants on Accounting and
------    ---------------------------------------------------------------
          Financial Disclosure.
          --------------------

          None.

                         Independent Auditors' Report



The Partners
American Cable TV Investors 2:


We have audited the accompanying balance sheets of American Cable TV Investors 2 (a limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in note 1 to the financial statements, the Partnership sold all of its cable television assets in December of 1993 and is currently in the process of determining its final liabilities so liquidating distributions can be made.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Cable TV Investors 2 as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                         KPMG Peat Marwick LLP


Denver, Colorado
March 14, 1997

                         AMERICAN CABLE TV INVESTORS 2
                            (A Limited Partnership)

                                 Balance Sheets

                           December 31, 1996 and 1995

                                  (see note 1)

Assets                                                                 1996          1995
------                                                              -----------  -----------
                                                                      amounts in thousands

Cash and cash equivalents                                           $    2,238         3,045
                                                                    ==========   ===========


Liabilities and Partners' Equity
--------------------------------

Accounts payable and accrued expenses                               $       62            91

Amounts due to related parties (notes 1 and 3)                             181           444
                                                                    ----------   -----------

     Total liabilities                                                     243           535
                                                                    ----------   -----------

Minority interest in American Cable TV of Redlands Joint Venture
 ("Redlands") (note 1)                                                      --           204


Partners' equity (deficit):
 General partners                                                        1,991         2,069
 Initial limited partner                                                  (272)         (266)
 Limited partners                                                          276           503
                                                                    ----------   -----------
     Total partners' equity                                              1,995         2,306
                                                                    ----------   -----------
 Contingency (note 4)
                                                                    $    2,238         3,045
                                                                    ==========   ===========

See accompanying notes to financial statements.

                         AMERICAN CABLE TV INVESTORS 2
                            (A Limited Partnership)

                           Statements of Operations

                 Years ended December 31, 1996, 1995 and 1994

                                 (see note 1)



                                                                    1996       1995        1994
                                                                    ----       ----        ----
                                                                       amounts in thousands,
                                                                      except per unit amounts
Selling, general and administrative expenses (notes 3 and 4)    $   (493)      (601)       (241)

Interest income                                                      182        193         226

Minority interest's share of earnings of Redlands                     --        (26)        (57)

Reversal of excess accrued liabilities                                --         --         181
                                                                --------   --------    --------

     Net earnings (loss)                                        $   (311)      (434)        109
                                                                ========   ========    ========

Earnings (loss) per limited partnership unit ("Unit")           $  (7.38)    (10.30)       2.59
                                                                ========   ========    ========

See accompanying notes to financial statements.

                         AMERICAN CABLE TV INVESTORS 2
                            (A Limited Partnership)

                   Statements of Partners' Equity (Deficit)

                 Years ended December 31, 1996, 1995 and 1994

                                 (see note 1)

                                           Initial
                                 General   limited    Limited
                                partners   partner   partners    Total
                                --------   -------   --------   -------
                                         amounts in thousands
Balance at January 1, 1994        $6,043       376     27,665    34,084

   Distributions                  (3,893)     (635)   (26,925)  (31,453)

   Net earnings                       27         2         80       109
                                 -------   -------    -------   -------

Balance at December 31, 1994       2,177      (257)       820     2,740

   Net loss                         (108)       (9)      (317)     (434)
                                 -------   -------    -------   -------

Balance at December 31, 1995       2,069      (266)       503     2,306

   Net loss                          (78)       (6)      (227)     (311)
                                 -------   -------    -------   -------

Balance at December 31, 1996     $ 1,991      (272)       276     1,995
                                 =======   =======    =======   =======

See accompanying notes to financial statements.

                         AMERICAN CABLE TV INVESTORS 2
                            (A Limited Partnership)

                            Statements of Cash Flows

                  Years ended December 31, 1996, 1995 and 1994

                                  (see note 1)

                                                                     1996      1995      1994
                                                                    ------    ------    ------
                                                                       amounts in thousands
Cash flows from operating activities:
   Net earnings (loss)                                              $ (311)     (434)      109
   Adjustments to reconcile net earnings (loss) to
    net cash used in operating activities:
      Minority interest's share of earnings
       of Redlands                                                      --        26        57
      Payment of interest accrued but
       not paid in prior periods                                        --        --      (541)
      Changes in operating assets and liabilities:
        Decrease in receivables                                         --        --       105
        Decrease in:
           Accounts payable and accrued expenses                       (29)      (23)     (562)
           Amounts due to related parties                             (257)      (68)   (3,164)
                                                                    ------    ------    ------

            Net cash used in operating activities                     (597)     (499)   (3,996)
                                                                    ------    ------    ------

Cash flows from investing activities:
 Proceeds from sale of cable television systems                         --        --     1,000
 Payment of disposition fees related to 1993 sales                      --        --    (3,606)
                                                                    ------    ------    ------

            Net cash used in investing activities
                                                                    $   --        --    (2,606)
                                                                     -----    ------    ------

                                                                     (continued)

                         AMERICAN CABLE TV INVESTORS 2
                            (A Limited Partnership)

                      Statements of Cash Flows, continued


                                                        1996       1995       1994
                                                      --------   --------   --------
                                                         amounts in thousands
Cash flows from financing activities:
   Distributions to partners                          $     --         --    (31,453)
   Distribution to minority owner
     of Redlands                                          (210)        --     (5,300)
     Repayments of debt                                     --         --       (770)
                                                      --------   --------   --------
         Net cash used in financing activities            (210)        --    (37,523)
                                                      --------   --------   --------
         Net decrease in cash and cash equivalents        (807)      (499)   (44,125)

          Cash and cash equivalents:
               Beginning of year                         3,045      3,544     47,669
                                                      --------   --------   --------

               End of year                            $  2,238      3,045      3,544
                                                      ========   ========   ========

See accompanying notes to financial statements.

                         AMERICAN CABLE TV INVESTORS 2
                            (A Limited Partnership)

                         Notes to Financial Statements

                       December 31, 1996, 1995 and 1994


(1)  Organization and Sales Transactions
     -----------------------------------

     American Cable TV Investors 2 ("ACT 2" or the "Partnership"), a California limited partnership, was formed in August of 1982 for the purpose of acquiring, developing and operating cable television systems. Through December 31, 1995, ACT 2 had a 65% ownership interest in Redlands, which also was formed for the purpose of acquiring, developing and operating cable television systems. American Cable TV Investors 3 ("ACT 3"), an affiliate, owned the 35% minority interest in Redlands. In connection with a dissolution, indemnification and contribution agreement (the "Dissolution Agreement"), Redlands was dissolved as of January 1, 1996. In accordance with the terms of the Dissolution Agreement, Redlands' net assets were distributed to ACT 2 and ACT 3 based on their respective ownership interests. Prior to its January 1, 1996 dissolution, Redlands was a consolidated subsidiary of ACT 2.

     ACT 2's initial limited partner (the "Initial Limited Partner") is Integrated Cable Corp. ("Cable Corp."), an indirect subsidiary of Presidio Capital Corp. ("Presidio"). ACT 2's two general partners (the "General Partners") are John V. Saeman and IR-TCI Partners II, a California limited partnership and ACT 2's managing general partner (the "Managing General Partner"). The two general partners of the Managing General Partner are Cable Corp. and TCI Ventures, Inc., a wholly-owned subsidiary of TCI Cablevision Associates, Inc. ("Cablevision"). The limited partner of the Managing General Partner is Cablevision Equities III, a limited partnership whose partners are certain former officers and key employees of the predecessor of Cablevision. Cablevision is an indirect subsidiary of Tele-Communications, Inc. ("TCI") and is the managing agent of the Partnership. See note 3. From October 1983 to March 1984, ACT 2 sold 30,772 Units to the public resulting in gross proceeds of $15,386,000.

     In December of 1993, the Partnership sold all of its cable television assets in two separate sales transactions (the "Sales Transactions"). As a result of the Sales Transactions, the Partnership is no longer engaged in the cable television business and is currently seeking to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution. See note 4.

     In one Sales Transaction, which was approved by the Partnership's and ACT 3's limited partners on November 23, 1993 and was consummated on December 1, 1993, Redlands sold its cable television system located in and around Redlands, California (the "Redlands System") to an indirect subsidiary of TCI for net cash proceeds of $65,661,000 (the "Redlands Sale"). Concurrently with the December 1, 1993 closing, Redlands used a portion of the proceeds from the Redlands Sale to repay bank debt of $41,000,000 and pay a disposition fee to an unaffiliated investment banking firm of $411,000. As noted above, ACT 2 had a 65% ownership interest in Redlands.


                                                                     (continued)

                         AMERICAN CABLE TV INVESTORS 2
                            (A Limited Partnership)

                         Notes to Financial Statements


     In another Sales Transaction, which was approved by the Partnership's limited partners (the "Limited Partners") on November 23, 1993 and was consummated on December 15, 1993, ACT 2 sold its cable television system located in southwest South Carolina and northeast Georgia to Jones Intercable, Inc., an unaffiliated third party, for net cash proceeds of $26,859,000 (the "North Augusta Sale"). One million dollars of the cash proceeds received in connection with the North Augusta Sale was placed into escrow at closing and was released to the Partnership in June of 1994. Concurrently with the December 15, 1993 closing, ACT 2 used a portion of the proceeds from the North Augusta Sale to repay bank debt of $2,400,000 and pay a disposition fee to an unaffiliated investment banking firm of $170,000.

     In January of 1994, Redlands (i) paid a disposition fee to Cablevision of $2,416,000 in connection with the Redlands Sale, (ii) repaid all accrued interest ($1,007,000) and principal ($1,430,000) outstanding pursuant to Redlands' subordinated promissory note payable to ACT 2 (which subordinated promissory note and accrued interest is eliminated in the Partnership's financial statements), (iii) repaid all accrued interest ($542,000) and principal ($770,000) outstanding pursuant to Redlands' subordinated promissory note payable to ACT 3 and (iv) made initial cash distributions to ACT 2 and ACT 3 of $8,989,000 and $5,300,000, respectively (which amounts have been adjusted to reflect the allocation of the Redlands Sale disposition fees pursuant to the ACT 2 and ACT 3 limited partnership agreements). ACT 2 then paid a $1,190,000 disposition fee to Cablevision and made initial distributions of $3,893,000, $635,000 and $26,925,000 to its General Partners, Initial Limited Partner and Limited Partners, respectively.

     ACT 2 anticipates that final cash distributions to its partners will occur as soon as possible following the final determination and satisfaction of its liabilities. However, ACT 2 is currently unable to predict the amount or timing of such final cash distributions due primarily to the existence of the litigation described in note 4.

     The allocation of distributions to the General and Limited Partners is based upon percentages set forth in ACT 2's limited partnership agreement (the "Partnership Agreement") and, therefore, such allocation is not directly affected by the General and Limited Partners' respective financial statement capital account balances (which balances include the original capital contributions of each class of partners and the allocation of the Partnership's inception-to-date net earnings). Accordingly, the amounts ultimately distributed to the Partnership's partners will not correspond to the respective financial statement capital account balances of the General and Limited Partners. However, due to differences in the financial statement and federal income tax treatment of the allocation of the gain recognized in connection with the Sales Transactions, the amounts ultimately distributed to the Partnership's partners will correspond to their respective capital account balances, as reported for federal income tax purposes.

                                                                     (continued)

                         AMERICAN CABLE TV INVESTORS 2
                            (A Limited Partnership)

                         Notes to Financial Statements


(2)  Summary of Significant Accounting Policies
     ------------------------------------------

     Allocation of Net Earnings and Net Losses
     -----------------------------------------
     Pursuant to the Partnership Agreement, net earnings and net losses of ACT 2 are to be allocated 1% to the General Partners, 2% to the Initial Limited Partner, and 97% to the Limited Partners until the Limited Partners have received cumulative distributions equal to their original capital contributions ("Payback"). After the Limited Partners have received distributions equal to Payback, the allocations of net earnings and net losses shall be 25% to the General Partners, 2% to the Initial Limited Partner, and 73% to the Limited Partners.

     Net earnings (loss) per Unit is calculated by dividing the net earnings
     (loss) attributable to the Limited Partners by the number of Units outstanding during the year. The number of Units outstanding for each of the years in the three-year period ended December 31, 1996 was 30,772. The Partnership's January 1994 distributions allowed Limited Partners to achieve Payback. Because such distributions were funded with proceeds from the Sales Transactions, Payback was deemed to have occurred in connection with the December 1993 consummation of the Sales Transactions.
     Accordingly, the Partnership's earnings (loss) for the years ended December 31, 1996, 1995 and 1994 have been allocated using the post-Payback percentages set forth above.

     Statement of Cash Flows
     -----------------------
     Cash and cash equivalents consist of investments which are readily convertible into cash and have maturities of three months or less at the time of acquisition. At December 31, 1996 and 1995, $2,180,000 and $2,990,000 ($590,000 of which was attributable to Redlands), respectively, of commercial paper was included in cash and cash equivalents. The Partnership is exposed to credit loss in the event of non-performance by the other parties to such financial instruments. However, the Partnership does not anticipate non-performance by the other parties.

     Cash paid by the Partnership for interest was none in 1996 and 1995 and $541,000 in 1994.

     Income Taxes
     ------------
     No provision has been made for income tax expense or benefit in the accompanying financial statements as the earnings or losses of the Partnership are reported in the respective income tax returns of the partners.

     The Partnership had taxable losses of $323,000, $347,000 and $647,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

     Estimates
     ---------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                                                     (continued)

                         AMERICAN CABLE TV INVESTORS 2
                            (A Limited Partnership)

                         Notes to Financial Statements


(3)  Transactions with Related Parties
     ---------------------------------

     In connection with the Sales Transactions, ACT 2 and Redlands paid disposition fees to Cablevision (as provided by ACT 2's limited partnership agreement) and made distributions to their partners during the year ended December 31, 1994. In addition, an indirect subsidiary of TCI was the purchaser of the Redlands System. See note 1.

     The Partnership also reimburses Cablevision for direct out-of-pocket and indirect expenses allocable to the Partnership and for certain personnel employed on a full or part-time basis to perform accounting or other services. Such reimbursements amounted to $36,000 in each of the years in 1996, 1995 and 1994.

     Amounts due to related parties, which represent non-interest-bearing payables to TCI and its affiliates, consist of (i) the net effect of cash advances and certain intercompany expense allocations and (ii) the advancement of legal and other fees and expenses associated with the litigation described in note 4.

(4)  Litigation
     ----------

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

     On November 3, 1995, the District Court granted the plaintiff's motion for certification of this case as a class action. The class has been defined to include all persons who were limited partners of ACT 2 as of the close of business on October 1, 1993, excluding, however, the defendants, their parent corporations, subsidiaries, and affiliates. On August 5, 1996, the defendants filed a motion for summary judgment on all of the plaintiff's claims, as well as separate partial summary judgment motions with respect to certain of the plaintiff's claims. The plaintiff filed a cross-motion for partial summary judgment on one aspect of the case. The motions have been fully briefed, however, the District Court has not yet ruled on such motions. On January 7, 1997, the District Court issued an order consolidating this case with a similar case filed against the managing general partner of ACT 3 (the "Consolidated Cases"). The Consolidated Cases have been set for a four week jury trial beginning September 29, 1997.

                                                                     (continued)

                         AMERICAN CABLE TV INVESTORS 2
                            (A Limited Partnership)

                         Notes to Financial Statements


     Section 21 of the Partnership Agreement provides that the General Partners and their affiliates, subject to certain conditions set forth in more detail in the Partnership Agreement, are entitled to be indemnified for any liability or loss incurred by them by reason of any act performed or omitted to be performed by them in connection with the business of ACT 2, provided that the General Partners determine, in good faith, that such course of conduct was in the best interests of ACT 2 and did not constitute proven fraud, negligence, breach of fiduciary duty or misconduct.

     Through December 31, 1996, ACT 2 and ACT 3 have received requests from the General Partners and certain of their affiliates for the advancement of legal and other fees and expenses associated with the above-described lawsuit totaling $1.8 million. Consistent with the terms of the Partnership Agreement, this amount has been advanced by ACT 2 and ACT 3. ACT 2's 50% share of such fees and expenses for the years ended December 31, 1996 and 1995, which total $395,000 and $526,000, respectively, has been included in selling, general, and administrative expenses in the accompanying financial statements. Fees and expenses incurred by the defendants will continue to be paid in equal shares by ACT 2 and ACT 3 as they are incurred and approved.

     The litigation will have the effect of delaying ACT 2's final cash distributions. In addition, any successful indemnification claims by the defendants would have the effect of reducing the amount of such final cash distributions.

                                   PART III.

Item 10.  Directors and Executive Officers of the Registrant.
--------  --------------------------------------------------

     As the Partnership has no directors or officers of its own, all of the Partnership's major decisions are made by the Managing General Partner whose general partners are Cable Corp. and TCI Ventures, Inc. ("TCI Ventures").

     The Partnership previously had entered into a management agreement with Cablevision, pursuant to which Cablevision was responsible for the day-to-day operations of the Partnership's cable television systems. Such agreement was terminated in connection with the consummation of the Sales Transactions. However, Cablevision continues to serve as the managing agent of the Partnership.

     As of January 31, 1997, the following executive officers and directors of TCI Ventures and Cable Corp. operate the Managing General Partner:

          Name                                 Position
        --------                           -----------------

Marvin Jones (1)(2)        Director and President of TCI Ventures since March
-------------------        1996.  President of one of the cable groups of TCI
Born September 11, 1937    Communications, Inc. ("TCIC"), a subsidiary of TCI,
                           since November 1, 1996. Mr. Jones has performed consulting services in the cable television industry since December 1991.


Gary K. Bracken            Vice President and Controller of Cablevision and
---------------            TCI Ventures since March 1992.  Mr. Bracken has been
Born July 29, 1939         Controller of TCIC since 1969.Appointed TCIC Senior
                           Vice President in December 1991. Was named Vice
                           President and Principal Accounting Officer of TCIC in
                           1982.


Stephen M. Brett (2)       Director of TCI Ventures since August 1995. Vice
--------------------       President and Secretary of Cablevision and TCI
Born September 20, 1940    Ventures since March 1992. Executive Vice President
                           and Secretary of TCI since January of 1994; Mr. Brett was appointed TCIC Senior Vice President and General
                           Counsel as of December 1991.


Bernard W. Schotters       Vice President and Treasurer of Cablevision and TCI
--------------------       Ventures since March 1992.  Appointed TCIC Senior
Born November 25, 1944     Vice President-Finance and Treasurer in December
                           1991. Was appointed TCIC Vice President of Finance in
                           1984.

                                     III-1

Karen M. Ryugo (2)         Director and President of Cable Corp. since March
------------------         1995.  Ms. Ryugohas been a Senior Vice President of
Born October 8, 1959       Wexford Management LLC and its predecessor entities
                           since November 1995 and a Vice President from March
                           1995 through October 1995. In addition, she has been a Principal at Wexford Capital Corp. since January
                           1995. From July 1988 through December 1994, Ms. Ryugo was employed by Steinhardt Management Company, Inc.
                           Ms. Ryugo is a director of Resurgence Properties Inc.


Mark Plaumann (2)          Director and Vice President of Cable Corp. since
-----------------          March 1995.  Mr. Plaumann has been a Senior Vice
Born September 1, 1955     President of Wexford Management LLC and its
                           predecessor entities since November 1995 and a Vice
                           President from February 1995 through October 1995. In addition, he was a managing director at Alvarez &
                           Marsal Inc. from February 1990 through January 1995.


Jay Maymudes               Vice President, Secretary and Treasurer of Cable
------------               Corp. since March 1995.  Mr. Maymudes has been
Born February 25, 1961     Chief Financial Officer, Vice President and Treasurer
                           of Presidio since August 1994; Chief Financial
                           Officer and Senior Vice President of Wexford
                           Management LLC and its predecessor entities since
                           November 1995 and Chief Financial Officer and Vice
                           President from July 1994; Chief Financial Officer and a Vice President of Resurgence Properties Inc. since
                           July 1994, also an Assistant Secretary of Resurgence from July 1994 to February 1995 when he became the Secretary; from December 1988 through June 1994, Mr.
                           Maymudes was Secretary and Treasurer, and since
                           February 1990, Senior Vice President of Dusco, Inc.

                                     III-2

Arthur Amron               Vice President and Assistant Secretary of Cable
------------               Corp. since March 1995.  Mr. Amron has been General
Born December 3, 1956      Counsel of Wexford Management LLC and its predecessor
                           entities since November 1994, Senior Vice President since November 1995 and Vice President from November
                           1994 through October 1995. Mr. Amron was employed as an attorney by Schulte, Roth & Zabel from 1992 through November 1994 and previously by Debervoise &
                           Plimpton.


Robert Holtz               Vice President of Cable Corp. since March 1995.
------------               Mr. Holtz has been a Vice President and Secretary of
Born November 30, 1967     Presidio since August 1994; Senior Vice President of
                           Wexford Management LLC and its predecessor entities since November 1995 and a Vice President from March
                           1994 through October 1995; Vice President and
                           Assistant Secretary for Resurgence Properties, Inc.
                           since March 1994; and a Vice President of Wexford
                           Capital Corp. since November 1994. From 1989 through
                           May 1994, Mr. Holtz was employed by and since 1993 was a Vice President of Bear Sterns Real Estate.


(1) Mr. Jones was appointed TCIC Executive Vice President and Chief Operating Officer in March 1997.

(2) Directors of TCI Ventures and Cable Corp. serve until their successors are appointed and qualified.

     There are no family relations, of first cousin or closer, among the individuals named above, by blood, marriage or adoption.

     During the past five years, none of the persons named above has had any involvement in such legal proceedings as would be material to an evaluation of that person's ability or integrity.

     Pursuant to section 16(a) of the Securities Exchange Act of 1934, as amended, the officers and directors of the General Partners are required to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). The officers and directors are required by regulation of the Commission to furnish the Partnership with copies of all
Section 16(a) forms filed.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Partnership believes that, during the fiscal year ended December 31, 1996, all applicable filing requirements were complied with.

                                     III-3

Item 11.  Executive Compensation.
--------  ----------------------

     The Partnership pays no direct compensation to the individuals named above, but instead pays for their services through management and other fees paid to Cablevision. See "Certain Relationships and Related Transactions" below.
                   ----------------------------------------------

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
--------  --------------------------------------------------------------

     No General or Limited Partner of the Partnership owns more than 5% of the Units of the Partnership.

     None of the individuals referred to in Item 10 above owns (i) any Units of the Partnership or (ii) more than 1% of the outstanding shares of TCI, the ultimate parent and owner, directly or indirectly, of all of the voting stock of TCI Ventures.

Item 13.  Certain Relationships and Related Transactions.
--------  ----------------------------------------------

     Pursuant to the Partnership's limited partnership agreement, Cablevision is reimbursed for direct out-of-pocket and indirect expenses allocable to the Partnership and for certain personnel employed on a full- or part-time basis to perform accounting, marketing, technical, or other services. Such reimbursements aggregated $36,000 in 1996.

     At December 31, 1996, the Partnership owed $181,000 to TCI and its affiliates. Such amounts are non-interest bearing and consist of (i) the net effect of cash advances and certain intercompany expense allocations and (ii) the advancement of legal and other fees and expenses associated with the litigation described in note 4 to the accompanying financial statements.

                                     III-4

                                   PART IV.


Item 14.  Exhibits, Financial Statements and Financial Statement Schedules
--------  ----------------------------------------------------------------
          and Reports on Form 8-K
          -----------------------

(a)  (1)  Financial Statements
          --------------------

Included in Part II of this Report:                         Page
                                                            ----
     Independent Auditors' Report                           II-4

     Balance Sheets,
       December 31, 1996 and 1995                           II-5

     Statements of Operations,
       Years ended December 31, 1996, 1995 and 1994         II-6

     Statements of Partners' Equity (Deficit),
       Years ended December 31, 1996, 1995 and 1994         II-7

     Statements of Cash Flows,
       Years ended December 31, 1996, 1995 and 1994         II-8

     Notes to Financial Statements,
       December 31, 1996, 1995 and 1994                     II-10


(a)  (2)  Financial Statement Schedules
          -----------------------------

              All schedules are omitted as they are not required or are not applicable.

(a)  (3)  Exhibits
          --------

The following exhibits are filed herewith or are incorporated by reference herein (according to the number assigned to them in Item 601 of Regulation S-K) as noted:

3 - Articles of Incorporation and Bylaws:

     Limited Partnership Agreement, incorporated by reference from Exhibit A to Prospectus filed pursuant to Rule 424(b) as part of Registration Statement No. 2-78751.

     Amendment to the Partnership's Limited Partnership Agreement, dated
       November 24, 1993, incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1993. (Commission File No. 2-78751)

     Agreement of Limited Partnership of Managing General Partner, incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1983. (Commission File No. 2-78751)

     Amendment of Agreement of Limited Partnership of Managing General
       Partner, incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1983. (Commission File No. 2-78751)

10 - Material Contracts:

     Form of Consulting Agreement, incorporated by reference to Amendment No. 1 to Registration Statement 2-78751.

     Form of Acquisition and Disposition Services Agreement, incorporated by reference to Amendment No. 1 to Registration Statement 2-78751.

     Indemnification Agreement, incorporated by reference to Amendment No. 1 to Registration Statement 2-78751.

     Joint Venture Agreement between the Partnership and American Cable TV
       Investors 3, incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1984. (Commission File No. 2-78751)

     Dissolution, Indemnification and Contribution Agreement dated as of January
       1, 1996 by and between American Cable TV Investors 2 and American Cable TV Investors 3 incorporated by reference to the Partnership's Annual Report on Form 10-K dated December 31, 1995.

27 - Financial Date Schedule.


(b)  Reports on Form 8-K filed during the quarter ended December 31, 1996:

     None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CABLE TV INVESTORS 2, A Limited Partnership
By: IR-TCI PARTNERS II, Its Managing General Partner

     By:  TCI VENTURES, INC., a General Partner



         By:  /s/ Marvin Jones                        March 28, 1997
              ------------------------------
              Marvin Jones
              President and Director - TCI Ventures, Inc.
              (Principal Executive Officer)

     By:  INTEGRATED CABLE CORP., a General Partner



         By:  /s/ Karen Ryugo                         March 28, 1997
              -------------------------------
              Karen Ryugo
              President and Director - Integrated Cable Corp.
              (Principal Executive Officer)

Pursuant to the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Partnership and in the capacities and on the date indicated:

                Signature                                  Date
                ---------                                  ----



     /s/ Marvin Jones                                 March 28, 1997
     -----------------------------------

     /s/ Marvin Jones
     President and Director - TCI Ventures, Inc.
     (Principal Executive Officer)



     /s/ Bernard W. Schotters                         March 28, 1997
     -----------------------------------
     Bernard W. Schotters
     Vice President and Treasurer - TCI Ventures, Inc.
     (Chief Financial Officer)



     /s/ Gary K. Bracken                               March 28, 1997
     -------------------------------
     Gary K. Bracken
     Vice President and Controller - TCI Ventures, Inc.
     (Principal Accounting Officer)

                Signature                                  Date
                ---------                                  ----


     /s/ Stephen M. Brett                               March 28, 1997
     ----------------------------------
     Stephen M. Brett
     Vice President and Secretary and
     Director - TCI Ventures, Inc.



     /s/ Karen Ryugo                                    March 28, 1997
     ----------------------------------
     Karen Ryugo
     President  and Director - Integrated
     Cable Corp.
     (Principal Executive Officer)



     /s/ Mark Plaumann                                  March 28, 1997
     ----------------------------------
     Mark Plaumann
     Director - Integrated Cable Corp.

                         AMERICAN CABLE TV INVESTORS 2

                                 EXHIBIT INDEX
                                 -------------


The following exhibits are filed herewith or are incorporated by reference herein (according to the number assigned to them in Item 601 of Regulation S-K) as noted:

3 - Articles of Incorporation and Bylaws:

     Limited Partnership Agreement, incorporated by reference from Exhibit A to Prospectus filed pursuant to Rule 424(b) as part of Registration Statement No. 2-78751.

     Amendment to the Partnership's Limited Partnership Agreement, dated
       November 24, 1993, incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1993. (Commission File No. 2-78751)

     Agreement of Limited Partnership of Managing General Partner, incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1983. (Commission File No. 2-78751)

     Amendment of Agreement of Limited Partnership of Managing General Partner, incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1983. (Commission File No. 2-78751)

10 - Material Contracts:

     Form of Consulting Agreement, incorporated by reference to Amendment No. 1 to Registration Statement 2-78751.

     Form of Acquisition and Disposition Services Agreement, incorporated by reference to Amendment No. 1 to Registration Statement 2-78751.

     Indemnification Agreement, incorporated by reference to Amendment No. 1 to Registration Statement 2-78751.

     Joint Venture Agreement between the Partnership and American Cable TV
       Investors 3, incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1984. (Commission File No. 2-78751)

     Dissolution, Indemnification and Contribution Agreement dated as of January
       1, 1996 by and between American Cable TV Investors 2 and American Cable TV Investors 3 incorporated by reference to the Partnership's Annual Report on Form 10-K dated December 31, 1995.


27 - Financial Data Schedule.