Form 10-Q
period 1997-03-31
AMERICAN CABLE TV INVESTORS 2
filed 1997-05-13
CIK 704847

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarter ended March 31, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____ to _____


Commission File No. 2-78751


                         AMERICAN CABLE TV INVESTORS 2
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


               State of California                         84-0904982
          -------------------------------             -------------------
          (State or other jurisdiction of              (I.R.S. Employer
           incorporation or organization)             Identification No.)


        5619 DTC Parkway
      Englewood, Colorado                                    80111
----------------------------------------              ------------------
(Address of principal executive offices)                 (Zip Code)

   Registrant's telephone number, including area code:  (303) 267-5500


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X       No
                                           --------    ------

PART I - FINANCIAL INFORMATION


                         AMERICAN CABLE TV INVESTORS 2
                            (A Limited Partnership)

                                 Balance Sheets
                                  (unaudited)

                                          March 31,   December 31,
                                             1997         1996
                                          ---------   ------------
Assets                                      amounts in thousands
------

Cash and cash equivalents                    $2,031          2,238
                                             ======          =====

Liabilities and Partners' Equity
--------------------------------

Accounts payable and accrued expenses        $   25             62

Amounts due to related parties (note 4)          29            181
                                             ------          -----

   Total liabilities                             54            243
                                             ------          -----

Partners' equity (deficit):
 General partners                             1,986          1,991
 Initial limited partner                       (272)          (272)
 Limited partners                               263            276
                                             ------          -----

   Total partners' equity                     1,977          1,995
                                             ------          -----

Contingency (note 5)

                                             $2,031          2,238
                                             ======          =====


See accompanying notes to financial statements.

                         AMERICAN CABLE TV INVESTORS 2
                            (A Limited Partnership)

                            Statements of Operations
                                  (unaudited)



                                           Three months ended
                                                March 31,
                                          ----------------------
                                             1997        1996
                                          -----------  ---------
                                          amounts in thousands,
                                          except unit amounts
Selling, general and administrative
expenses (note 5)                             $   (31)     (118)

Interest income                                    13        43
                                              -------    ------

    Net loss                                  $   (18)      (75)
                                              =======    ======

Loss per limited partnership unit
(note 2)                                      $ (0.43)    (1.78)
                                              =======    ======

Limited partnership units outstanding          30,772    30,772
                                              =======    ======



See accompanying notes to financial statements.

                         AMERICAN CABLE TV INVESTORS 2
                            (A Limited Partnership)

                         Statement of Partners' Equity

                       Three months ended March 31, 1997
                                  (unaudited)



                                         Initial
                               General   limited    Limited
                              partners   partner   partners   Total
                              --------   -------   --------   -----
                                      amounts in thousands

Balance at January 1, 1997      $1,991      (272)       276   1,995

 Net loss                           (5)       --        (13)    (18)
                                ------   -------        ---   -----

Balance at March 31, 1997       $1,986      (272)       263   1,977
                                ======   =======        ===   =====




See accompanying notes to financial statements.

                         AMERICAN CABLE TV INVESTORS 2
                            (A Limited Partnership)

                            Statements of Cash Flows
                                  (unaudited)


                                            Three months ended
                                                March 31,
                                          ----------------------
                                             1997        1996
                                          -----------  ---------
                                          amounts in thousands
                                              (see note 3)

Cash flows from operating activities:
 Net loss                                     $  (18)       (75)
 Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
    Change in accounts payable, accrued
     expenses and amounts due to related
     parties                                    (189)       119
                                              ------      -----

       Net cash provided by (used in)
        operating activities                    (207)        44
                                              ------      -----

Cash flows from investing activities -
 Distribution to minority owner of
  American Cable TV of Redlands
  Joint Venture ("Redlands")                      --       (210)
                                              ------      -----


Cash flows from financing activities              --         --
                                              ------      -----

       Net decrease in cash and
        cash equivalents                        (207)      (166)

       Cash and cash equivalents:
         Beginning of period                   2,238      3,045
                                              ------      -----

         End of period                        $2,031      2,879
                                              ======      =====


See accompanying notes to financial statements.

                         AMERICAN CABLE TV INVESTORS 2
                            (A Limited Partnership)

                         Notes to Financial Statements

                                 March 31, 1997
                                  (unaudited)


(1)  Basis of Financial Statement Preparation
     ----------------------------------------
     The accompanying unaudited financial statements include the accounts of American Cable TV Investors 2 ("ACT 2" or the "Partnership"). Through December 31, 1995, ACT 2 had a 65% ownership interest in Redlands, a joint venture which was formed to acquire, develop and operate cable television systems in and around Redlands, California. American Cable TV Investors 3 ("ACT 3"), an affiliate owned the 35% minority interest in Redlands. In connection with a dissolution, indemnification and contribution agreement (the "Dissolution Agreement"), Redlands was dissolved as of January 1, 1996. In accordance with the terms of the Dissolution Agreement, Redlands' net assets were distributed to ACT 2 and ACT 3 based on their respective ownership interests.

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

     The accompanying financial statements of the Partnership are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Partnership as of March 31, 1997 and the results of its operations for the three months ended March 31, 1997 and 1996. The results of operations for any interim period are not necessarily indicative of the results for the entire year.

     These financial statements should be read in conjunction with the financial statements and related notes thereto included in the Partnership's December 31, 1996 Annual Report on Form 10-K.

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

                                                                     (continued)

                         AMERICAN CABLE TV INVESTORS 2
                            (A Limited Partnership)

                         Notes to Financial Statements


     Net loss per limited partnership unit is calculated by dividing the net loss attributable to the limited partners by the number of limited partnership units outstanding during the period. The limited partners achieved Payback in 1994. Accordingly, the Partnership's losses for the three months ended March 31, 1997 and 1996 have been allocated using the post-Payback percentages set forth above.

(3)  Supplemental Disclosure of Cash Flow Information
     ------------------------------------------------
     ACT 2 considers investments with initial maturities of six months or less to be cash equivalents. At March 31, 1997, $1,992,000 of money market funds was included in cash and cash equivalents. ACT 2 is exposed to credit loss in the event of non-performance by the other parties to such financial instruments. However, ACT 2 does not anticipate non-performance by the other parties.

(4)  Transactions with Related Parties
     ---------------------------------
     ACT 2 reimburses Cablevision for direct out-of-pocket and indirect expenses allocable to ACT 2 and for certain personnel employed on a full- or part-time basis to perform accounting or other services. Such reimbursements amounted to $9,000 for both the three month periods ended March 31, 1997 and 1996.

     Amounts due to related parties represent non-interest-bearing payables to TCI and its affiliates consisting of (i) the net effect of cash advances and certain expense allocations and (ii) the advancement of legal and other fees and expenses associated with the litigation described in note 5.

(5)  Litigation
     ----------
     On September 30, 1994, a limited partner of ACT 2 filed suit in United States District Court for the District of Colorado (the "District Court") against the managing general partner of ACT 2. A similar suit was filed against the managing general partner of ACT 3. The lawsuit, as amended, also names certain affiliates of the managing general partner as defendants. The lawsuit, as amended, alleges that the defendants violated disclosure requirements under the Securities Exchange Act of 1934 and that certain defendants breached a fiduciary duty to the plaintiffs in connection with the sale of the Redlands, California cable television system. The defendants believe that the claims asserted are without merit and are vigorously defending the actions. The defendants moved to dismiss various claims asserted in the complaint and the plaintiff opposed such motions. The defendants' motion was denied by the District Court on March 24, 1995.

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

 Through March 31, 1997, ACT 2 and ACT 3 have received requests from the General Partners and certain of their affiliates for the advancement of legal and other fees and expenses associated with the above-described lawsuit totaling $1.9 million. Consistent with the terms of the Partnership Agreement, this amount has been advanced by ACT 2 and ACT 3. ACT 2's 50% share of such fees and expenses for the three months ended March 31, 1997 and 1996, which total $12,000 and $102,000, respectively, has been included in selling, general, and administrative expenses in the accompanying financial statements. Fees and expenses incurred by the defendants will continue to be paid in equal shares by ACT 2 and ACT 3 as they are incurred and approved.

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

                         AMERICAN CABLE TV INVESTORS 2
                            (A Limited Partnership)


Management's Discussion and Analysis of
---------------------------------------
 Financial Condition and Results of Operations
 ---------------------------------------------

     Material Changes in Results of Operations
     -----------------------------------------

     ACT 2 is no longer engaged in the cable television business and is currently seeking to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution. Accordingly, the Partnership's results of operations for the three month periods ended March 31, 1997 and 1996 include (i) $12,000 and $102,000, respectively, for the advancement of legal and other fees and expenses associated with the litigation described in note 5 to the accompanying financial statements, (ii) costs associated with the administration of the Partnership and (iii) interest income earned on the Partnership's invested cash and cash equivalents.

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

                         AMERICAN CABLE TV INVESTORS 2
                            (A Limited Partnership)


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

     (a) Exhibits:

         (27)  Financial Data Schedule

     (b) Reports on Form 8-K filed during the quarter ended March 31, 1997
         - none

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


                            AMERICAN CABLE TV INVESTORS 2
                               (A Limited Partnership)

                       By:  IR-TCI PARTNERS II,
                            Its Managing General Partner

                       By:  TCI VENTURES, INC.,
                            A General Partner



Date: May 13, 1997     By:  /s/ Gary K. Bracken
                            ------------------------------
                            Gary K. Bracken
                            Vice President and Controller
                            (Principal Accounting Officer)