Form 10-Q
period 1997-06-30
AMERICAN CABLE TV INVESTORS 2
filed 1997-08-13
CIK 704847

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            Form 10-Q


(X)  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarter ended June 30, 1997

                               OR

(  ) TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____ to _____


Commission File No. 2-78751


                        AMERICAN CABLE TV INVESTORS 2
        ----------------------------------------------------------
         (Exact name of Registrant as specified in its charter)


         State of California                       84-0904982
 -------------------------------                -----------------
 (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)               Identification No.)


          5619 DTC Parkway
         Englewood, Colorado                          80111
----------------------------------------         --------------
(Address of principal executive offices)           (Zip Code)


     Registrant's telephone number, including area code: (303) 267-5500


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.     Yes   X       No
                 -----   -----

PART I - FINANCIAL INFORMATION


                  AMERICAN CABLE TV INVESTORS 2
                     (A Limited Partnership)

                         Balance Sheets
                           (unaudited)

                                         June 30,     December 31,
                                           1997          1996
                                         --------     ------------

Assets                                     amounts in thousands
------

Cash and cash equivalents                $  2,044        2,238
                                         ========     ========



Liabilities and Partners' Equity
--------------------------------

Accounts payable and accrued expenses    $     20           62

Amounts due to related parties (note 4)        70          181
                                         --------     --------

    Total liabilities                          90          243
                                         --------     --------
Partners' equity (deficit):
 General partners                           1,981        1,991
 Initial limited partner                     (273)        (272)
 Limited partners                             246          276
                                         --------     --------

    Total partners' equity                  1,954        1,995
                                         --------     --------

Contingency (note 5)

                                         $  2,044        2,238
                                         ========     ========

See accompanying notes to financial statements.

                  AMERICAN CABLE TV INVESTORS 2
                     (A Limited Partnership)

                    Statements of Operations
                           (unaudited)



                                        Three months        Six months
                                           ended              ended
                                          June 30,           June 30,
                                      -----------------  ----------------

                                       1997       1996     1997     1996
                                      -------   -------  -------  -------

                                              amounts in thousands,
                                               except unit amounts
General and administrative expenses
  (note 5)                            $   (36)     (153)     (67)    (271)

Interest income                            13        72       26      115
                                      -------   -------  -------  -------

     Net loss                         $   (23)      (81)     (41)    (156)
                                      =======   =======  =======  =======

Loss per limited partnership unit
   (note 2)                           $  (.55)    (1.92)    (.97)   (3.70)
                                      =======   =======  =======  =======

Limited partnership units outstanding  30,772    30,772   30,772   30,772
                                      =======   =======  =======  =======


See accompanying notes to financial statements.

                  AMERICAN CABLE TV INVESTORS 2
                     (A Limited Partnership)

                  Statement of Partners' Equity

                 Six months ended June 30, 1997
                           (unaudited)


                                       Initial
                             General   limited   Limited
                             partners  partner   partners   Total
                             --------  -------   --------  -------

                                     amounts in thousands

Balance at January 1, 1997   $  1,991     (272)       276    1,995

 Net loss                         (10)      (1)       (30)     (41)
                             --------  -------   --------  -------

Balance at June 30, 1997     $  1,981     (273)       246    1,954
                             ========  =======   ========  =======


See accompanying notes to financial statements.

                  AMERICAN CABLE TV INVESTORS 2
                     (A Limited Partnership)

                    Statements of Cash Flows
                           (unaudited)


                                                         Six  months ended
                                                              June 30,
                                                       ---------------------

                                                         1997         1996
                                                       -------      -------
                                                        amounts in thousands
                                                            (see note 3)
Cash flows from operating activities:
   Net loss                                            $   (41)        (156)
   Adjustments to reconcile net loss to
     net cash provided by (used in)
     operating activities:
       Change  in accounts payable,
         accrued expenses and  amounts
         due to related parties                           (153)         417
                                                       -------      -------

           Net cash provided by (used in)
             operating activities                         (194)         261
                                                       -------      -------


Cash flows from investing activities -
   Distribution to minority owner of Redlands               --         (210)
                                                       -------      -------


Cash flows from financing activities                        --           --
                                                       -------      -------


          Net increase (decrease) in cash and
            cash equivalents                              (194)          51

          Cash and cash equivalents:
              Beginning of period                        2,238        3,045
                                                       -------      -------


              End of period                            $ 2,044        3,096
                                                       =======      =======


See accompanying notes to financial statements.

                  AMERICAN CABLE TV INVESTORS 2
                     (A Limited Partnership)

                  Notes to Financial Statements

                          June 30, 1997
                           (unaudited)


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

     The accompanying financial statements of the Partnership are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Partnership as of June 30, 1997 and the results of its operations for the six months ended June 30, 1997 and 1996. The results of operations for any interim period are not necessarily indicative of the results for the entire year.

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

                                                      (continued)

                  AMERICAN CABLE TV INVESTORS 2
                     (A Limited Partnership)

                  Notes to Financial Statements


     Net loss per limited partnership unit is calculated by dividing the net loss attributable to the limited partners by the number of limited partnership units outstanding during the period. The limited partners achieved Payback in 1994. Accordingly, the Partnership's losses for the six months ended June 30, 1997 and 1996 have been allocated using the post-Payback percentages set forth above.

(3)  Supplemental Disclosure of Cash Flow Information
     ------------------------------------------------
     ACT 2 considers investments with initial maturities of six months or less to be cash equivalents. At June 30, 1997, $2,029,000 of money market funds were included in cash and cash equivalents. ACT 2 is exposed to credit loss in the event of non-performance by the other parties to such financial instruments. However, ACT 2 does not anticipate non-performance by the other parties.

(4)  Transactions with Related Parties
     ---------------------------------
     ACT 2 reimburses Cablevision for direct out-of-pocket and indirect expenses allocable to ACT 2 and for certain personnel employed on a full- or part-time basis to perform accounting or other services. Such reimbursements amounted to $18,000 for both the six month periods ended June 30, 1997 and 1996.

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

                                                      (continued)
                              I-6

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

     Through June 30, 1997, ACT 2 and ACT 3 have received requests from the general partners and certain of their affiliates for the advancement of legal and other fees and expenses associated with the above-described lawsuit totaling $1.9 million. Consistent with the terms of the Partnership Agreement, this amount has been advanced by ACT 2 and ACT 3. ACT 2's 50% share of such fees and expenses for the six months ended June 30, 1997 and 1996, which total $15,000 and $236,000, respectively, has been included in general, and administrative expenses in the accompanying financial statements. Fees and expenses incurred by the defendants will continue to be paid in equal shares by ACT 2 and ACT 3 as they are incurred and approved.

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

                  AMERICAN CABLE TV INVESTORS 2
                     (A Limited Partnership)


Management's Discussion and Analysis of
---------------------------------------

  Financial Condition and Results of Operations
  ---------------------------------------------

      Material Changes in Results of Operations
      -----------------------------------------

      ACT 2 is no longer engaged in the cable television business and is currently seeking to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution. Accordingly, the Partnership's results of operations for the three and six month periods ended June 30, 1997 and 1996 include (i) the advancement of legal and other fees and expenses associated with the litigation described in note 5 to the accompanying financial statements, (ii) costs associated with the administration of the Partnership and (iii) interest income earned on the Partnership's invested cash and cash equivalents. Interest income for the three and six month periods ended June 30, 1997, has been decreased by $13,000 and $28,000, respectively, to reverse to overaccural of interest income in prior periods.

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

                  AMERICAN CABLE TV INVESTORS 2
                     (A Limited Partnership)


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

     (a)  Exhibits:

          (27)  Financial Data Schedule

     (b)  Reports on Form 8-K filed during the quarter ended
          June 30, 1997
          - none

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

                                     AMERICAN CABLE TV INVESTORS 2
                                        (A Limited Partnership)

                               By:   IR-TCI PARTNERS II,
                                     Its Managing General Partner

                               By:   TCI VENTURES, INC.,
                                     A General Partner



Date:  August 13, 1997         By:   /s/ Gary K. Bracken
                                     ---------------------------------
                                     Gary K. Bracken
                                     Vice President and Controller
                                     (Principal Accounting Officer)