Form 10-Q
period 1997-09-30
AMERICAN CABLE TV INVESTORS 2
filed 1997-11-10
CIK 704847

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarter ended September 30, 1997

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____ to _____


Commission File No. 2-78751


                         AMERICAN CABLE TV INVESTORS 2
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


     State of California                                84-0904982
--------------------------------                        ----------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identification No.)


           5619 DTC Parkway
         Englewood, Colorado                             80111
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)


      Registrant's telephone number, including area code:  (303) 267-5500

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X       No
                                                  -----        -----

PART I - FINANCIAL INFORMATION


                         AMERICAN CABLE TV INVESTORS 2
                            (A Limited Partnership)

                                 Balance Sheets
                                  (unaudited)

                                              September 30,   December 31,
                                                   1997           1996
                                              --------------  -------------
Assets                                            amounts in thousands
------
Cash and cash equivalents                            $2,089          2,238
                                                     ======          =====

Liabilities and Partners' Equity
--------------------------------
Accounts payable and accrued expenses                $  211             62

Amounts due to related parties (note 4)                 106            181
                                                     ------          -----

      Total liabilities                                 317            243
                                                     ------          -----

Partners' equity (deficit):
   General partners                                   1,935          1,991
   Initial limited partner                             (276)          (272)
   Limited partners                                     113            276
                                                     ------          -----

      Total partners' equity                          1,772          1,995
                                                     ------          -----

Contingency (note 5)

                                                     $2,089          2,238
                                                     ======          =====



See accompanying notes to financial statements.

                         AMERICAN CABLE TV INVESTORS 2
                            (A Limited Partnership)

                            Statements of Operations
                                  (unaudited)



                                            Three months       Nine months
                                                ended             ended
                                            September 30,     September 30,
                                          -----------------  ----------------
                                            1997     1996     1997     1996
                                          --------  -------  -------  -------
                                                amounts in thousands,
                                                 except unit amounts

General and administrative expenses
   (note 5)                               $  (210)     (98)    (277)    (369)

Interest income                                28       36       54      151
                                          -------   ------   ------   ------

    Net loss                              $  (182)     (62)    (223)    (218)
                                          =======   ======   ======   ======

Loss per limited partnership unit
   (note 2)                               $ (4.32)   (1.47)   (5.29)   (5.17)
                                          =======   ======   ======   ======

Limited partnership units outstanding      30,772   30,772   30,772   30,772
                                          =======   ======   ======   ======


See accompanying notes to financial statements.

                         AMERICAN CABLE TV INVESTORS 2
                            (A Limited Partnership)

                         Statement of Partners' Equity

                      Nine months ended September 30, 1997
                                  (unaudited)



                                                Initial
                                      General   limited    Limited
                                     partners   partner   partners   Total
                                     ---------  --------  ---------  ------
                                             amounts in thousands

Balance at January 1, 1997             $1,991      (272)       276   1,995

 Net loss                                 (56)       (4)      (163)   (223)
                                       ------    ------     ------  ------

Balance at September 30, 1997          $1,935      (276)       113   1,772
                                       ======    ======     ======  ======

See accompanying notes to financial statements.

                         AMERICAN CABLE TV INVESTORS 2
                            (A Limited Partnership)

                            Statements of Cash Flows
                                  (unaudited)


                                                                                  Nine months ended
                                                                                    September 30,
                                                                          ------------------------------
                                                                              1997              1996
                                                                          ------------      ------------
                                                                                amounts in thousands
                                                                                    (see note 3)
Cash flows from operating activities:
 Net loss                                                                 $    (223)            (218)
 Adjustments to reconcile net loss to net cash used in operating activities:
     Change in receivables                                                       --               (9)
     Change in accounts payable, accrued expenses
       and amounts due to related parties                                        74             (401)
                                                                          ------------      ------------
       Net cash used in operating activities                                   (149)            (628)
                                                                          ------------      ------------
Cash flows from investing activities -
 Distribution to minority owner of Redlands                                      --             (210)
                                                                          ------------      ------------
Cash flows from financing activities                                             --               --
                                                                          ------------      ------------
       Net decrease in cash and cash equivalents                               (149)            (838)

       Cash and cash equivalents:
         Beginning of period                                                  2,238            3,045
                                                                          ------------      ------------
         End of period                                                    $   2,089            2,207
                                                                          ============      ============


See accompanying notes to financial statements.

                         AMERICAN CABLE TV INVESTORS 2
                            (A Limited Partnership)

                         Notes to Financial Statements

                               September 30, 1997
                                  (unaudited)


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

     The accompanying financial statements of the Partnership are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Partnership as of September 30, 1997 and the results of its operations for the nine months ended September 30, 1997 and 1996. The results of operations for any interim period are not necessarily indicative of the results for the entire year.

     These financial statements should be read in conjunction with the financial statements and related notes thereto included in the Partnership's December 31, 1996 Annual Report on Form 10-K.

(2)  Allocation of Net Earnings and Net Losses
     -----------------------------------------
     Pursuant to ACT 2's limited partnership agreement (the "Partnership Agreement"), net earnings and net losses of ACT 2 are to be allocated 1% to the general partners, 2% to the initial limited partner and 97% to the limited partners until the limited partners have received cumulative distributions equal to their original capital contributions ("Payback"). After the limited partners have received distributions equal to Payback, the allocations of net earnings and net losses shall be 25% to the general partners, 2% to the initial limited partner and 73% to the limited partners.

                                                                     (continued)

                         AMERICAN CABLE TV INVESTORS 2
                            (A Limited Partnership)

                         Notes to Financial Statements


     Net loss per limited partnership unit is calculated by dividing the net loss attributable to the limited partners by the number of limited partnership units outstanding during the period. The limited partners achieved Payback in 1994. Accordingly, the Partnership's losses for the nine months ended September 30, 1997 and 1996 have been allocated using the post-Payback percentages set forth above.

(3)  Supplemental Disclosure of Cash Flow Information
     ------------------------------------------------
     ACT 2 considers investments with initial maturities of six months or less to be cash equivalents. At September 30, 1997, $2,056,000 of money market funds were included in cash and cash equivalents. ACT 2 is exposed to credit loss in the event of non-performance by the other parties to such financial instruments. However, ACT 2 does not anticipate non-performance by the other parties.

(4)  Transactions with Related Parties
     ---------------------------------
     ACT 2 reimburses Cablevision for direct out-of-pocket and indirect expenses allocable to ACT 2 and for certain personnel employed on a full- or part-time basis to perform accounting or other services. Such reimbursements amounted to $27,000 for both the nine month periods ended September 30, 1997 and 1996.

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

     On or about October 27, 1997, the defendants entered into a preliminary settlement agreement (the "Settlement Agreement") in connection with the Consolidated Cases. On November 5, 1997, the District Court approved the form of notice to be transmitted to the class members relative to the proposed settlement, and scheduled a hearing before the District Court (the "Settlement Hearing") for January 7, 1998 at 3 p.m., to determine whether the Settlement Agreement should be approved and whether a final judgment should be entered in connection with the Settlement Agreement. Counsel for the class members will endeavor to mail to class members a notice of the Settlement Hearing along with the plan for distributing the settlement amount as set forth in the Settlement Agreement.

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

     Through September 30, 1997, ACT 2 and ACT 3 have received requests from the general partners and certain of their affiliates for the advancement of legal and other fees and expenses associated with the above-described lawsuit totaling $2.3 million. Consistent with the terms of the Partnership Agreement, this amount has been advanced by ACT 2 and ACT 3. ACT 2's 50% share of such fees and expenses for the nine months ended September 30, 1997 and 1996, which total $206,000 and $313,000, respectively, has been included in general and administrative expenses in the accompanying financial statements.

                         AMERICAN CABLE TV INVESTORS 2
                            (A Limited Partnership)


Management's Discussion and Analysis of
---------------------------------------
 Financial Condition and Results of Operations
 ---------------------------------------------

     Material Changes in Results of Operations
     -----------------------------------------

     ACT 2 is no longer engaged in the cable television business and is currently seeking to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution. Accordingly, the Partnership's results of operations for the three and nine month periods ended September 30, 1997 and 1996 include (i) the advancement of legal and other fees and expenses associated with the litigation described in note 5 to the accompanying financial statements, (ii) costs associated with the administration of the Partnership and (iii) interest income earned on the Partnership's invested cash and cash equivalents. Interest income for the nine month period ended September 30, 1997, has been decreased by $28,000 to reverse the overaccrual of interest income in prior periods.

     Material Changes in Financial Condition
     ---------------------------------------

     ACT 2 anticipates that it will make liquidating distributions in connection with its dissolution as soon as possible following the final determination and satisfaction of ACT 2's liabilities. In this regard, as described in note 5 to the accompanying financial statements, a Settlement Agreement has been entered into in connection with the Consolidated Cases. Liquidating distributions will be made as soon as practicable upon approval of the Settlement Agreement and entry of final judgment.

                         AMERICAN CABLE TV INVESTORS 2
                            (A Limited Partnership)


PART II - OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K
-------      --------------------------------

      (a)    Exhibits:

             (27)  Financial Data Schedule

      (b) Reports on Form 8-K filed during the quarter ended September 30, 1997 - none

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


                                           AMERICAN CABLE TV INVESTORS 2
                                              (A Limited Partnership)

                                      By:  IR-TCI PARTNERS II,
                                           Its Managing General Partner

                                      By:  TCI VENTURES, INC.,
                                           A General Partner



Date:  November 10, 1997              By:  /s/ Gary K. Bracken
                                           -----------------------------------
                                           Gary K. Bracken
                                           Vice President and Controller
                                           (Principal Accounting Officer)